Form 10QSB
period 1999-03-31
BUFFALO CAPITAL VI LTD
filed 1999-05-17
CIK 1047294

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended March 31, 1999.

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At 3/3/99 the following shares of common were outstanding: Common Stock, no par value, 4,620,000 shares; Class A Warrants to purchase common stock, 1,020,000; Class B Warrants to purchase common stock, 510,000.

Transitional Small Business Disclosure
Format (Check one):
Yes .....     No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) The unaudited financial statements of registrant as of and for the quarter ending March 31, 1999, the three months ending March 31, 1998, and for the period from inception through March 31, 1999, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                     BUFFALO CAPITAL VI, LTD.
                   (A Development Stage Company)

                       FINANCIAL STATEMENTS








                   Quarter Ended March 31, 1999

                     BUFFALO CAPITAL VI, LTD.
                   (A Development Stage Company)


Index to Financial Statements


Balance Sheet
Statement of Loss and Accumulated Deficit
Statements of Cash Flows
Statement of Stockholders' Equity
Notes to Financial Statements

Buffalo Capital VI, Ltd.
(A Development Stage Company)
BALANCE SHEET
as of March 31, 1999
(unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                1,127

OTHER ASSETS:
Organizational costs (net
of amortization)                           470

TOTAL ASSETS                             1,597

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                            59

STOCKHOLDERS' EQUITY
Common stock, no par value;
100,000,000 shares authorized;
4,620,000 shares issued and
outstanding                             32,900

Preferred stock, no par value
10,000,000 shares authorized;
no shares issued and outstanding             0
Additional paid-in capital               7,298

Deficit accumulated
 during the
 development stage                    (38,660)
Total stockholders' equity               1,538
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                    1,597

The accompanying notes are an integral part of these financial statements. Buffalo Capital VI, Ltd.
(A Development Stage Company)
STATEMENT OF LOSS AND ACCUMULATED DEFICIT for the three months ended March 31, 1998 and March 31, 1999 and for the period from September 19, 1997 to March 31, 1999

(unaudited)

                           Three        Three               Period from
                           Months       Months              Inception
                           Ended        Ended               (9/19/97) thru
                           3/31/98      3/31/99             3/31/99

INCOME                          -            -                   -

EXPENSES
Legal and
 professional               2,624        3,376              10,395
Advertising                     -            -                 246
Amortization                   10           30                 130
Rent                          150          150                 900
Consulting fees                 -            -              25,400
Office expense                  -          100               1,589

TOTAL EXPENSES              2,784        3,656              38,660
NET LOSS                  (2,784)      (3,656)            (38,660)

Accumulated deficit
 Balance, beginning
 of period               (10,196)     (35,004)                   0
 Balance, end of
 period                  (12,980)     (38,660)            (38,660)

Loss per common
 share                      (NIL)        (NIL)             (.01)
WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING             4,080,000    4,620,000           4,364,365

The accompanying notes are an integral part of these financial statements.

Buffalo Capital VI, Ltd.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the three months ended March 31, 1998 and March 31, 1999 and for the period from September 19, 1997 to March 31, 1999
(unaudited)

                                   Three        Three         Period from
                                  Months       Months           Inception
                                   Ended        Ended        (9/19/97) to
                                 3/31/98      3/31/99             3/31/99
CASH FLOWS FROM
OPERATING ACTIVITIES:

Net Loss                         (2,784)      (3,656)            (38,660)
Noncash items included
 in net loss:
 Amortization                         10           30                 130
 Rent                                150          150                 900
 Stock issued for
 consulting fees                       -            -              25,400
 Expenses paid by
 shareholders                          -        3,373               6,399

Changes in
 Current
 liabilities                       1,250         (58)                  58
Net cash used
 by operating
 activities                      (1,374)        (161)             (5,773)

CASH FLOWS FROM
INVESTING ACTIVITIES:
Organization costs                 (600)            -               (600)
Issuance of common
 stock                                 -            -               7,500
Net cash and cash
 equivalents provided
 (used) by financing
 activities                        (600)            -               6,900
Net increase (decrease)
 in cash and cash
 equivalents                     (1,974)        (161)               1,127

CASH AND CASH EQUIVALENTS,
 Beginning of Period               7,354        1,288                   0

CASH AND CASH EQUIVALENTS,
 End of Period                     5,380        1,127               1,127

The accompanying notes are an integral part of these financial statements.

Buffalo Capital VI, Ltd.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from inception (September 19, 1997)
to March 31, 1999
(page 1 of 2)


                                 Common Stock                  Additional
                                 Number of                        Paid-in
                                 shares               Amount      Capital
Common stock issued
for services, April 1997
at $.0025 per share            3,960,000               9,900            -

Common stock issued for
cash, September 1997
at $.0625 per share              120,000               7,500            -

Common stock issued
for services, June 1998
at $.025 per share               460,000              11,500            -

Common Stock issued
for services, July 1998
at $.05 per share                 80,000               4,000            -

Rent provided at
 no charge                             -                   -          900

Expenses paid by
shareholders                           -                   -        6,398

Net loss for the
 period ended
 March 31, 1999                        -                   -            -

Balance
 March 31, 1999                4,620,000              32,900        7,298

The accompanying notes are an integral part of these financial statements.

Buffalo Capital VI, Ltd.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from inception (September 19, 1997)
to March 31, 1999
(page 2 of 2)

                                        Deficit
                                        Accumulated
                                        during the          Total
                                        development         stockholder
                                        stage               equity

Common stock issued
for services, April 1997
at $.0025 per share                          -               9,900

Common stock issued for
cash, September 1997
at $.0625 per share                          -               7,500

Common stock issued
for services, June 1998
at $.025 per share                           -              11,500

Common Stock issued
for services, July 1998
at $.05 per share                            -               4,000

Rent provided at
 no charge                                   -                 900

Expenses paid by
shareholders                                -                6,398

Net loss for the period
 period ended March 31, 1999          (38,660)            (38,660)

Balance March 31, 1999                (38,660)               1,538

The accompanying notes are an integral part of these financial statements. Buffalo Capital VI, Ltd.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 1999


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The information included in the condensed financial statements is unaudited, but includes all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair representation of the interim period presented.

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


2.     STOCKHOLDERS' EQUITY

Common Stock: As of March 31, 1999, 4,620,000 shares of common stock were issued and outstanding. Of those, 3,960,000 units were issued pursuant to the terms of a Pre-Incorporation Consultation and Subscription Agreement dated April 1, 1997. The Units were issued for consideration consisting of pre-incorporation services valued at $.0025 per Unit. Each of the Units consists of one share of common stock, two Class A Warrants to purchase common stock for $2.00 per share, and one Class B Warrant to purchase common stock for $4.00 per share. An additional 120,000 Units were issued to each of three shareholders for cash consideration of $.0625 per Unit, or a total of $2,500 per person.

On December 15, 1997 and July 17, 1998, the Board of Directors authorized a 2-for-1 and 4-for-1 stock split, respectively. The number and exercise prices of outstanding warrants, as of the declaration dates of these stock splits were not effected. All references in the accompanying financial statements regarding share and per share amounts have been restated to reflect these stock splits.

Preferred Stock: The Company's Certificate of Incorporation authorizes the issuance of 10,000,000 shares of preferred stock, no par value. The Board of Directors of the Company is authorized to issue preferred stock from time to time in series and is further authorized to establish such series, to fix and determine the variations in the relative rights and preferences as between the series, and to allow for the conversion of preferred stock into common stock. No preferred stock has been issued by the Company.


3.     RELATED PARTY TRANSACTIONS

The Company's two directors and officers are also principal shareholders. Each has received approximately 28% of the outstanding shares. In each case, the shares were issued for services provided which have been valued at $6,600.

The Company's general and securities counsel, Gary Joiner, a partner in the law firm of Frascona, Joiner & Goodman, P.C., is one of the Company's principal shareholders. Since inception, the Company has paid $8,866 for legal services rendered, $600 of which was capitalized as organizational costs, with $-0- payable at March 31, 1999.

The President of the Company is providing office space at no charge to the Company. For purposes of the financial statements, the Company is accruing $50 per month as additional paid-in capital for this use.

4.     SUPPLEMENTAL DISCLOSURE OF NON-CASH
FINANCING ACTIVITIES

As mentioned in Note 3, the Company has incurred $900 since inception in rent expense which has been designated as pain-in capital. Similarly, the Company recorded amortization of the organizational costs of $130.

5.     INCOME TAXES

The Company has Federal net operating loss carryforwards of approximately $38,000 expiring in the year 2013. The tax benefit of these net operating losses, which totals approximately $7,200, has been offset by a full allowance for realization. This carryforward may be limited upon the consummation of a business combination under IRC
Section 381.

6.     CHANGE OF CONTROL

On December 28, 1998, there was a change in control of the Company.
On that date, certain purchasers, including Alan J. Setlin, Donald G. Saunders, Gary M. Kornman, and Thomas D. Russell, acting on their own behalf and as agents for certain ultimate purchasers, acquired 4,370,000 shares of the Company's outstanding common stock from the previous owners of such shares. As of March 31, 1999, the Company had not entered into a merger or acquisition agreement or completed a merger or acquisition transaction. However, on April 21, 1999, Buffalo Capital VI, Ltd., (the "Company") acquired all of the issued and outstanding stock of isolver.com, Inc., a Nevada corporation. The transaction was completed pursuant to a Share Exchange Agreement dated April 21, 1999, and was structured as a stock for stock exchange under Section 368(a)(1)(B) of the Internal Revenue Code. The transaction was reported in a report on Form 8k dated April 21, 1999.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION

Liquidity and Capital Resources.

The Company remains in the development stage, and since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of net proceeds in the amount of $7,500 from its inside capitalization funds. Consequently, the Company's balance sheet for the period of March 31,1999, reflects a current asset value of $1,127 in the form of cash, a total asset value of $1,597, which includes cash and organizational costs which have been capitalized, and current liabilities of $59.

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

Results of Operations.

During the period from September 19, 1997 (inception) through March
31, 1999, the Company has engaged in no significant operations other than the acquisition of capital and registering its securities under the Securities and exchange Act of 1934, as amended. No revenues were received by the Company during this period. The Company has experienced a net loss of $38,660 since inception. This loss is primarily the result of legal and accounting costs of compliance with the reporting requirements of the securities laws and issuance of stock to the Company's officers and directors and other non-management principal shareholders for consulting services related to organization of the Company and development of its business plan.

       Since the Company completed a share exchange transaction with isolver.com, Inc., subsequent to the end of the first quarter, its needs for additional capital will change and its anticipated results from operations will change. As of the date of this report, current management had not yet determined the possible capital needs of the of the Company following completion of the share exchange transaction.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE
HARBOR" PROVISIONS OF THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995. Except for historical matters, the matters discussed in the Management Discussion and Analysis portion of this Form 10-QSB are forward-looking statements based on current expectations, and involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements relating to the effort to seek business opportunities, the need for additional financing, the possibility of generating revenue from operations, and the like.


PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)  EXHIBIT 27 - FINANCIAL DATA SCHEDULE

       (b) There have been no reports on Form 8-K for the quarter ending March 31, 1999.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUFFALO CAPITAL VI, LTD.
(Registrant)

Date: May 17, 1999

/s/_______________________________
Gina Setlin Fard, President