Form 10QSB
period 1999-06-30
BUFFALO CAPITAL VI LTD
filed 1999-08-13
CIK 1047294

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended June 30, 1999.

 ....Transition report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from _________ to
_________.

Commission File No:   0-23869

                            isolver.com, inc.
                 (Name of small business in its charter)

Colorado                           84-1434320
(State or other               (IRS Employer Id.  No.)
jurisdiction of Incorporation)

5001 Spring Valley Road, Suite 800, East Tower
Dallas, Texas                                       75241
(Address of Principal Office)                (Zip Code)

Issuer's telephone number:    (972) 991-0001



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

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At July 28, 1999, the following shares of common were outstanding: Capital Stock, no par value, 30,000,000 shares.

Transitional Small Business Disclosure
Format (Check one):
Yes .....     No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

        (a) The unaudited financial statements of registrant as of and for the quarter ending June 30, 1999, and for the period from inception through June 30, 1999, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                            isolver.com, inc.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS








                       Quarter Ended June 30, 1999


                            isolver.com, inc.
                      (A Development Stage Company)


Index to Financial Statements

Consolidated Balance Sheet
Consolidated Statement of Loss
  and Accumulated Deficit
Consolidated Statements of Cash Flows
Consolidated Statements Of Changes In
  Stockholders Equity
Unaudited Pro Forma Statements Of Operations

Notes to Financial Statements


isolver.com, inc..
(A Development Stage Company)
BALANCE SHEET
as of June 30, 1999
(unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                      6,472
Prepaid expenses                               9,545
Total Current Assets                          16,017
Deposits                                       4,285

TOTAL ASSETS                                  20,302

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                              11,238
Total Liabilities                             11,238

STOCKHOLDERS' EQUITY
Common stock, no par value;
100,000,000 shares authorized;
30,000,000 shares issued and
outstanding                                   10,000

Preferred stock, no par value
10,000,000 shares authorized;
no shares issued and outstanding                   -
Additional paid-in capital                   132,150

Deficit accumulated
 during the
 development stage                         (133,086)
Total stockholders' equity                     9,064

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                         20,302

The accompanying notes are an integral part of these financial statements. isolver.com, inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF LOSS AND ACCUMULATED
DEFICIT
for the three months ended June 30, 1999 and for the period from inception (April 8, 1999) through June 30, 1999
(unaudited)

                                     Three                 Period from
                                     Months                Inception
                                     Ended                 (4/8/99) thru
                                     6/30/99               6/30/99

INCOME                                     -                     -

Operating Expenses

Contract Labor                        25,200                25,200
Professional fees                     21,146                21,146
Rent                                     150                   150
Salaries                              66,055                66,055
Selling, general and
   administrative                     14,756                14,756
Software development
   costs                               5,779                 5,779

Total operating expenses             133,086               133,086

NET (loss)                         (133,086)             (133,086)

Accumulated deficit:

Balance, beginning
 of period                                 -                     -

Balance, end of
 period                            (133,086)             (133,086)

(Loss) per common
  share and common
  equivalent share:

Basic                                (.005)                (.005)

Weighted average common

and common equivalents
outstanding:

Basic                             27,464,634            27,464,634

The accompanying notes are an integral part of these financial statements.

Isolver.com, inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three month period ended June 30, 1999 and for the period from inception (April 8, 1999) through June 30, 1999
(unaudited)

                                       Three           Period from
                                      Months             Inception
                                       Ended           (4/8/99) to
                                     6/30/99               6/30/99
CASH FLOWS FROM
OPERATING ACTIVITIES:

Net Loss                           (133,086)             (133,086)
Adjustments to reconcile net loss
 to net cash used in operating
 activities:
   Depreciation and
   amortization                            -                     -

Changes in assets and liabilities:
(Increase) decrease in prepaid
   expenses                          (9,545)               (9,545)
(Increase) decrease in other
   assets                            (4,285)               (4,285)
(Decrease) increase in accounts
   payable                            11,238                11,238

Net cash flows from operating activities
                                   (135,678)             (135,678)

CASH FLOWS FROM
INVESTING ACTIVITIES:
Purchase of equipment                      -                     -

Net cash flows from investing activities:
                                           -                     -

CASH FLOWS FROM
FINANCING ACTIVITIES:

Proceeds from issuance of common
 stock in connection with merger
 with isolver.com, inc.               29,000                29,000
Proceeds from additional capital
 contributed by shareholder          113,000               113,000
Rent provided at no charge
 for period ended June 30, 1999          150                   150

Net cash flows from financing
 activities:                         142,150               142,150

Net increase in cash and cash
 equivalents                           6,472                 6,472

CASH AND CASH EQUIVALENTS
 Beginning of Period                       -                     -
 End of Period                         6,472                 6,472

The accompanying notes are an integral part of these financial statements.

Isolver.com, inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the period from inception (April 8, 1999)
to June 30, 1999
(unaudited)

                                                                          Deficit
                                                                      Accumulated
                      Common Stock               Additional                during
                                                    Paid-in         the develop-
                      Shares          Amount        Capital           ment stage
Issuance of common stock:
Stock issued for cash
April 1999 at
$.01 per share     16,140,000         10,000         19,000

Stock issued in connection
with isolver.com, inc.
reverse merger
                   13,860,000

Additional capital funded
by shareholder for company
expenses for period ended
June 30, 1999                                       113,000

Rent provided at
 no charge for period
 ended June 30, 1999                                    150

Net loss for the
 period ended
 June 30, 1999                                                       (133,086)

Balance
 June 30, 1999     30,000,000         10,000        132,150          (133,086)

The accompanying notes are an integral part of these financial statements.

Isolver.com, inc.
(A Development Stage Company)
UNAUDITED PRO FORMA STATEMENTS OF OPERATIONS
For the six month period ended June 30, 1999

                      isolver.com    Buffalo VI
                      initial        three                            Pro Forma
                      period         months
                      Ended          ended                            Combined
                      6/30/99        3/31/99        Adjustments        6/30/99
Income                      -              -              -                 -

Operating Expenses

Contract Labor         25,200              -              -               25,200
Professional fees      21,146              -              -               21,146
Rent                      150              -              -                  150
Salaries               66,055              -              -               66,055
Selling, general
 and adminstrative     14,756          3,656              -               18,412
Software development
 costs                  5,779              -              -                5,779
Total operating
 expenses             133,086          3,656              -              136,742

Net (loss)          (133,086)        (3,656)              -            (136,742)

(Loss) per common share and common equivalent share:

Basic                 (.133)         (.001)                               (.005)

Weighted average common and common equivalents outstanding:

Basic               1,000,000      4,620,000                          30,000,000

The accompanying notes are an integral part of these financial statements. Isolver.com, inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 1999

NOTE 1.  Basis of Presentation

The information included in the financial statements is unaudited, but includes all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair representation of the interim period presented.

Development Stage Company

isolver.com, inc., a Colorado corporation, (the "Company") was incorporated under the laws of the State of Colorado on August 28, 1996. Its principal executive office is located at 5001 Spring Valley Road, Suite 800, East Tower, Dallas, Texas 75244. The Company is a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board and has not engaged in any business other than organizational efforts. isolver.com, inc., a Nevada corporation, (the "Subsidiary") is a wholly owned subsidiary of the Company. While the Company has no full-time employees and owns no real property, the Subsidiary has 5 full time employees and owns no real property.

Accounting Method
The Company records income and expenses on the accrual method.

Fiscal Year
The Company maintains a December 31 fiscal year end.

Organization Costs
Costs to incorporate the Company have been expensed as incurred, due to the costs being immaterial when compared to the financial statements as a whole.

Loss Per Share
Loss per share was computed using the weighted average number of shares outstanding during the period.

Statement of Cash Flows
For purposes of the statements of cash flow, the Company considers all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents.

Use of Estimates
The preparation of the Company's financial statements in conformity with generally accepted accounting principals requires the Company's management to make estimates and assumptions that effect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Changes in Classification
Classification changes in 1998 financial statement data were made in order to conform to the current year presentation.

NOTE 2.  STOCKHOLDERS EQUITY

As of July 28, 1999, 30,000,000 shares of no par value common stock were issued and outstanding.

On April 23, 1999, the Company's Board of Directors approved a 3:1 forward split of its issued and outstanding common stock held by its shareholders of record as of that date. As a result of the forward split, the issued and outstanding common stock of the Company was increased, as of that date, from 10,000,000 shares to 30,000,000 shares. All references in the accompanying financial statements regarding share and per share amounts have been restated to reflect these stock splits.

NOTE 3.  RELATED PARTY TRANSACTIONS

One of the Company's directors and principal shareholders owning
5,700,000 shares, or 19% of the Common Stock of the Company, Gina M. Setlin-Fard is also a salaried employee.

E-Com Investments, L.L.C., a principal shareholder of the Company, is providing office space at no charge to the Company. For purposes of the financial statements, the Company is accruing $50 per month as additional paid-in capital for this use.

NOTE 4.  SUPPLEMENTAL DISCLOSURE OF NON-CASH
FINANCING ACTIVITIES

The Company has recorded office rent expense of $150 from inception to June 30, 1999.

NOTE 5.  INCOME TAXES

The Company has federal net operating loss carryforwards of approximately $133,000 expiring in the year 2013. The tax benefit of these net operating losses, which totals approximately $27,000, has been offset by a full allowance for realization.

NOTE 6.  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Subsidiary. All significant intercompany accounts and transactions have been eliminated. The investments are accounted for on the equity method and, accordingly, the carrying value approximates the company's equity in the recorded value of the underlying net assets.

On April 21, 1999, isolver.com, inc. underwent a business combination with isolver.com, inc. pursuant to a closing under a Share Exchange and Plan of Reorganization Agreement. The transaction has been accounted for as a reverse merger acquisition, whereby isolver.com, inc. is the accounting acquiror. All operations presented herein are those of isolver.com, inc. and include the operations of isolver.com, inc. since the date of the business combination.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION

Plan of Operation

The Company remains in the development stage. A business combination transaction occurred on April 21, 1999 with isolver.com, inc., a Nevada corporation (the "Subsidiary"). The Subsidiary is a wholly owned subsidiary of the Company. All of the Company's business is expected to be conducted through the Subsidiary. The Subsidiary is a development stage internet commerce business. Its main focus is to set up virtual malls accessible over the internet. Currently two virtual shopping malls are under development, 421rodeodrive.com, a high fashion upscale store site and promenadeusa.com, which offers a more conventional mainstream store selection. Entrances (doors) to the website will offer a choice of two-dimensional or three-dimensional views of the virtual mall. Using the Subsidiary's proprietary Universal Cart technology, the consumer can make multiple purchasers from different stores (vendors) at these virtual malls while only transmitting payment information once. To attract consumers to these virtual shopping malls, the Subsidiary will offer an Online Contact Manager, which manages names, phone and facsimile numbers, and provides paging, faxing and email, as well as a website builder which allows a customer to create his or her own website. The shopping mall sites will also be advertised on other websites, with such advertisements offering direct links to the virtual malls.

During the next twelve months, the two virtual malls are expected to be completed and opened. The Contact manager and website builder projects are expected to be completed by the end of the next quarter.

The Subsidiary expects to earn revenue from software licensing, sales transaction processing, setting up and customizing store fronts and websites, network consulting and setup, and sales of advertising on the virtual mall websites. Agreements with a credit card processing company are expected to be finalized by the end of the next quarter.
A Public Relations firm will be utilized to develop a marketing/advertising plan. Various potential clients have been approached in regards to placing a "store" in the virtual malls, but until the agreements are finalized, no names will be released.

The Company remains in the development stage and since inception, has experienced a significant change in liquidity in that the Company's principal shareholder, E-Com Investments, L.L.C., contributed additional capital to the Company of $113,000. Consequently, the Company's balance sheet for the quarter ended June 30, 1999, reflects a current asset value of $16,017 and a total asset value of $20,302.

The Company currently does not have sufficient assets or capital resources to pay its on-going expenses while it continues to develop its internet commerce business through its Subsidiary, and it may raise additional capital through the sale of securities. In addition, although the Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf, it is currently anticipated that the Company will rely on third parties to pay expenses on its behalf until the Company begins earning revenue from the Subsidiary's virtual mall websites.

The Company is not expected to purchase any significant equipment, however it does plan to lease all its hardware systems and other equipment. Leasing equipment will eliminate large up-front costs and enable the Company to focus money on development.

The Company currently has no full time or part time employees. The Subsidiary currently has five full time employees and two contract laborers. In addition, during the next twelve months, the Subsidiary plans to add between two and ten full time employees to serve as additional programmers and customer service representatives.

Results of Operations.

During the period from April 8, 1999 (inception) through June 30,
1999, the Company has engaged in no significant operations other than the acquisition of capital, registering its securities under the Securities and exchange Act of 1934, as amended, acquiring its wholly owned Subsidiary, and developing a plan for its internet commerce business.
No revenues were received during this period, and the Company experienced a cumulative net loss of $133,086. A substantial portion of this loss ($97,034) is the result of payment of salaries to employees and payments for contract laborers.

The Company expects that it will soon be generating revenue as its business continues its development, but the Company will continue to pay wages and salaries and will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses through the next quarter until the Subsidiary completes development on its virtual malls.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING
INFORMATION

This report contains various forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this report, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. Such statements may include statements regarding seeking business opportunities, payment of operating expenses, and the like, and are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from projections or estimates contained herein. Factors which could cause actual results to differ materially include, among others, unanticipated delays or difficulties in location of a suitable business acquisition candidate, unanticipated or unexpected costs and expenses, competition and changes in market conditions, lack of adequate management personnel and the like.
Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially form those anticipated, estimated or projected. The
Company cautions against placing undue reliance on forward-looking statements all of which speak only as of the date made.


PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS.

        On August 2, 1999 a special meeting of the shareholders of the Company occurred at 9:00 A.M. at the offices of the Company at 5001 Spring Valley Road, Suite 800, East Tower, Dallas, TX 75244 for the shareholders of record of the Company on June 4, 1999. At such meeting, the shareholders voted to amend the Company's Articles of Incorporation to change the name of the Company to isolver.com,inc., the name of the Company's wholly owned subsidiary. One-third of the outstanding common stock was represented in person or by proxy at the meeting and constituted a quorum for the transaction of all business. The proposal to amend the Company's Articles of Incorporation was passed by the affirmative vote of a majority of the shares represented at the meeting, as E-Com Investments, L.L.C., the owner of 20,892,750 shares, or approximately 69.6% of the Company's issued and outstanding Common Stock, voted its shares in favor of the proposed amendment of the Company's Articles of Incorporation. No votes abstained or were cast against this proposal. The Amended Articles of Incorporation which changed the name of the Company were filed with the Secretary of State of Colorado on August 9, 1999. This change of name of the Company will have no effect on the rights of the security holders of the Company.

ITEM 5.  OTHER INFORMATION.

        As reported in Item 4, above, the Company has changed its name to isolver.com, inc.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) The exhibits listed below are filed as part of this Quarterly Report.

        EXHIBIT 2 - Stock Purchase Agreement (incorporated by reference from Form 8-K filed April 21, 1999).
        EXHIBIT 3.1 - Articles of Incorporation
        EXHIBIT 3.2 - Bylaws (incorporated by reference from
Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on March 4, 1998).
        EXHIBIT 27 - FINANCIAL DATA SCHEDULE

        (b) A Form 8-K was filed during this quarter which reported the acquisition of all of the issued and outstanding stock of isolver.com, inc. The Form 8-K also reported that on April 23, 1999, the Company's Board of Directors issued a 3:1 forward split of its issued and outstanding common stock held by its shareholders of record as of that date. After this split occurred, the Company had 30,000,000 shares of common stock issued and outstanding of which 20,892,750 shares were owned by E-Com Investments, L.L.C.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

isolver.com, inc.
(Registrant)

Date:  August 13, 1999


By: /s/ Gina M. Setlin-Fard, President