Form 10QSB
period 1999-09-30
ISOLVER COM INC
filed 1999-11-15
CIK 1047294

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended September 30, 1999.

 ....Transition report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from _________ to
_________.

Commission File No:   0-23869

                         isolver.com, inc.
              (Name of small business in its charter)

Colorado                        84-1434320
(State or other            (IRS Employer Id.  No.)
jurisdiction of Incorporation)

5001 Spring Valley Road, Suite 200, East Tower
Dallas, Texas                                 75244
(Address of Principal Office)           (Zip Code)

Issuer's telephone number:    (972) 991-0001



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

       (a) The unaudited financial statements of registrant as of and for the quarter ending September 30, 1999, and for the period from inception through September 30, 1999, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair representation of the interim period presented.



                         isolver.com, inc.
                   (A Development Stage Company)

                       FINANCIAL STATEMENTS








                 Quarter Ended September 30, 1999


                         isolver.com, inc.
                   (A Development Stage Company)


Index to Financial Statements

Consolidated Balance Sheet
Consolidated Statement of Loss
and Accumulated Deficit
Consolidated Statements Of Changes In
Stockholders' Equity
Consolidated Statements of Cash Flows
Unaudited Pro Forma Statements Of Operations

Notes to Financial Statements


isolver.com, inc..
(A Development Stage Company)
BALANCE SHEET
as of September 30, 1999 (unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents               11,768
Prepaid expenses                         8,030
Total Current Assets                    19,768
Deposits                                 4,609

TOTAL ASSETS                            24,407

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                             -
Loans payable - shareholders            70,000
Total Liabilities                       70,000

STOCKHOLDERS' EQUITY
Common stock, no par value;
100,000,000 shares authorized;
30,000,000 shares issued and
outstanding                             10,000

Preferred stock, no par value
10,000,000 shares authorized;
no shares issued and outstanding             -
Additional paid-in capital             288,900

Deficit accumulated
 during the
 development stage                   (344,493)
Total stockholders' equity            (45,593)

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                   24,407

The accompanying notes are an integral part of these financial statements. isolver.com, inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF LOSS AND ACCUMULATED
DEFICIT
for the three months ended September 30, 1999 and for the period from inception (April 8, 1999) through September 30, 1999
(unaudited)

                                 Three               Period from
                                 Months              Inception
                                 Ended               (4/8/99) thru
                                 9/30/99             9/30/99

INCOME                                 -                   -

Operating Expenses

Contract Labor                    30,833              56,033
Professional fees                  8,162              29,308
Rent                                 150                 300
Salaries                          96,549             162,604
Selling, general and
   administrative                 11,880              26,636
Software development
   costs                          63,834              69,613

Total operating expenses         211,407             344,493

NET (loss)                     (211,407)           (344,493)

Accumulated deficit:

Balance, beginning
 of period                             -                   -

Balance, end of
 period                        (211,407)           (344,493)

(Loss) per common
  share and common
  equivalent share:

Basic                            (.007)              (.012)

Weighted average common
and common equivalents
outstanding:

Basic                         30,000,000          28,688,525

The accompanying notes are an integral part of these financial statements. isolver.com, inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the period from inception (April 8, 1999)
to September 30, 1999
(unaudited)

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

Stock issued in connection
with isolver.com, inc.
reverse merger
                 13,860,000

Additional capital funded
by shareholder for company
expenses for period ended
June 30, 1999                                 113,000

Rent provided at
no charge for period
ended June 30, 1999                               150

Net loss for the
period ended
June 30, 1999                                                   (133,086)

Balance
June 30, 1999    30,000,000       10,000      132,150           (133,086)

Additional capital funded
by shareholder for
company expenses for period

ended September 30, 1999                      156,600

Rent provided at no
charge for period
ended September 30, 1999                          150

Net loss for the period
ended September 30, 1999                                        (211,407)

Balance for
Sept. 30, 1999   30,000,000       10,000      288,900           (344,493)

The accompanying notes are an integral part of these financial statements. isolver.com, inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three month period ended September 30, 1999 and for the period from inception (April 8, 1999)
through September 30, 1999
(unaudited)

                                   Three         Period from
                                  Months           Inception
                                   Ended         (4/8/99) to
                                 9/30/99             9/30/99
CASH FLOWS FROM
OPERATING ACTIVITIES:

Net Loss                       (211,407)           (344,493)
Adjustments to reconcile net loss
to net cash used in operating
activities:
   Depreciation and
   amortization                        -                   -

Changes in assets and liabilities:
(Increase) decrease in prepaid
   expenses                        1,516             (8,029)
(Increase) in other
   assets                          (324)             (4,609)
(Decrease) increase in accounts
   payable                      (11,238)                   -

Net cash flows from operating activities
                               (221,454)           (357,132)

CASH FLOWS FROM
FINANCING ACTIVITIES:

Proceeds from issuance of common
stock in connection with merger
with isolver.com, inc.                 -              29,000

Proceeds from additional capital
contributed by shareholder       156,600             269,600

Loan proceeds from shareholders   70,000              70,000

Rent provided at no charge
for period ended Sept.30, 1999       150                 300

Loan proceeds from shareholders   70,000              70,000

Net cash flows from investing
activities:                      226,750             368,900

Net increase in cash and cash
equivalents                        5,296              11,768

CASH AND CASH EQUIVALENTS
 Beginning of Period               6,472                    -
 End of Period                    11,768              11,768

The accompanying notes are an integral part of these financial statements.

isolver.com, inc.
(A Development Stage Company)
UNAUDITED PRO FORMA STATEMENTS OF OPERATIONS
For the nine month period ended September 30, 1999

                    isolver.com  Buffalo VI
                    initial      three                          Pro Forma
                    period       months
                    Ended        ended                          Combined
                    9/30/99      3/31/99      Adjustments        9/30/99
Income                    -            -            -                 -

Operating Expenses

Contract Labor       56,033            -            -              29,308
Professional fees    29,308            -            -               8,162
Rent                    300            -            -                 300
Salaries            162,604            -            -             162,604
Selling, general
and adminstrative    26,636        3,656            -              30,292
Software development
costs                69,613            -            -              69,613
Total operating
expenses            344,493        3,656            -             348,149

Net (loss)        (344,493)      (3,656)            -           (348,149)

(Loss) per common share and common equivalent share:

Basic               (.012)       (.001)                          (.012)

Weighted average common and common equivalents outstanding:

Basic            28,688,525    4,620,000                        30,000,000

The accompanying notes are an integral part of these financial statements. isolver.com, inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 1999

NOTE 1.  Basis of Presentation

The information included in the financial statements is unaudited, but includes all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair representation of the interim period presented.

Development Stage Company

isolver.com, inc., a Colorado corporation, (the "Company") was incorporated under the laws of the State of Colorado on August 28, 1996. Its principal executive office is located at 5001 Spring Valley Road, Suite 200, East Tower, Dallas, Texas 75244. The Company is a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board and has not engaged in any business other than organizational efforts. isolver.com, inc., a Nevada corporation, (the "Subsidiary") is a wholly owned subsidiary of the Company. While the Company has no full-time employees and owns no real property, the Subsidiary has 6 full time employees and owns no real property.

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

NOTE 2.  STOCKHOLDERS EQUITY

As of September 30, 1999, 30,000,000 shares of no par value common stock were issued and outstanding.

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

NOTE 4.  SUPPLEMENTAL DISCLOSURE OF NON-CASH
FINANCING ACTIVITIES

The Company has recorded office rent expense of $300 from inception to September 30, 1999.

NOTE 5.  INCOME TAXES

The Company has federal net operating loss carryforwards of approximately $344,000 expiring in the year 2013. The tax benefit of these net operating losses, which totals approximately $69,000, has been offset by a full allowance for realization.

NOTE 6.  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Subsidiary. All significant intercompany accounts and transactions have been eliminated. The investments are accounted for on the equity method and, accordingly, the carrying value approximates the Company's equity in the recorded value of the underlying net assets.

On April 21, 1999, isolver.com, inc., a Nevada corporation (the
"Subsidiary") underwent a business combination with the Company pursuant to a closing under a Share Exchange and Plan of Reorganization Agreement. The transaction has been accounted for as a reverse merger acquisition, whereby isolver.com, inc. is the accounting acquiror. All operations presented herein are those of isolver.com, inc. and include the operations of isolver.com, inc. since the date of the business combination.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION

Plan of Operation

The Company remains in the development stage. A business combination transaction occurred on April 21, 1999 with the Subsidiary. The Subsidiary is a wholly owned subsidiary of the Company. All of the Company's business is expected to be conducted through the Subsidiary. The Subsidiary is a development stage internet commerce business. Its main focus is network development, Web-based solutions, Web software and e-commerce. It plans to develop software programs and to license these software programs to companies wishing to sell goods on the internet. The Subsidiary has developed a proprietary Universal Cart technology which allows a consumer to store the consumer's credit card information, shipping addresses and telephone contacts, all of which can be retrieved by inputting one brief personal code when purchasing goods on the internet. Universal Cart allows only the financial institution processing the credit card to have access to the consumer's information. The system also offers merchants a sophisticated order entry, shipping and inventory tool at a small, per-transaction cost. The Company plans to license this Universal Cart software to Internet vendors.

The company has also developed two virtual malls: 421rodeodrive.com and promenadeusa.com, which it intends to sell.

The Subsidiary expects to earn revenue from software licensing, sales transaction processing, network consulting and setup, and sales of the virtual mall websites. Agreements with a credit card processing company, Cardservice International, have been finalized.

The Company remains in the development stage and since inception, has experienced a significant change in liquidity in that the Company's principal shareholder, E-Com Investments, L.L.C., contributed additional capital to the Company of $269,600 and has made loans to the Company in a total amount of $70,000. Consequently, the Company's balance sheet for the quarter ended September 30, 1999, reflects a current asset value of $19,798 and a total asset value of $24,407.

The Company currently does not have sufficient assets or capital resources to pay its on-going expenses while it continues to develop its internet commerce business through its Subsidiary, and it may raise additional capital through the sale of securities. In addition, although the Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf, it is currently anticipated that the Company will rely on third parties to pay expenses on its behalf until the Company begins earning revenue from the Subsidiary's software licensing.

The Company is not expected to purchase any significant equipment; however it does plan to lease all its hardware systems and other equipment. Leasing equipment will eliminate large up-front costs and enable the Company to focus money on development.

The Company currently has no full time or part time employees. The Subsidiary currently has six full time employees and two contract laborers. In addition, during the next twelve months, the Subsidiary plans to add between two and ten full time employees to serve as additional programmers and customer service representatives.

Results of Operations.

During the period from April 8, 1999 (inception) through September
30, 1999, the Company has engaged in no significant operations other than the acquisition of capital, registering its securities under the Securities and Exchange Act of 1934, as amended, acquiring its wholly owned Subsidiary, and developing a plan and the software for its internet commerce business. No revenues were received during this period, and the Company experienced a cumulative net loss of ($344,493). A substantial portion of this loss ($218,637) is the result of payment of salaries to employees and payments for contract laborers.

The Company expects that it will soon be generating revenue as its business continues its development, but the Company will continue to pay wages and salaries and will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses through the next quarter until the Subsidiary begins to license its software.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING
INFORMATION

This report contains various forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this report, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. Such statements may include statements regarding seeking business opportunities, payment of operating expenses, and the like, and are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from projections or estimates contained herein. Factors which could cause actual results to differ materially include, among others, unanticipated or unexpected costs and expenses, competition and changes in market conditions, lack of adequate management personnel, delays in completion and licensing of software by its Subsidiary, and the like. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially form those anticipated, estimated or projected. The Company cautions against placing undue reliance on forward-looking statements all of which speak only as of the date made.

PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS.

       On August 2, 1999 a special meeting of the shareholders of the Company occurred at 9:00 A.M. at the offices of the Company at 5001 Spring Valley Road, Suite 200, East Tower, Dallas, TX 75244 for the shareholders of record of the Company on June 4, 1999. At such meeting, the shareholders voted to amend the Company's Articles of Incorporation to change the name of the Company to isolver.com,inc., the name of the Company's wholly owned subsidiary. More than one-third of the outstanding common stock was represented in person or by proxy at the meeting and constituted a quorum for the transaction of all business. The proposal to amend the Company's Articles of Incorporation was passed by the affirmative vote of a majority of the shares represented at the meeting, as E-Com Investments, L.L.C., the owner of 20,892,750 shares, or approximately 69.6% of the Company's issued and outstanding Common Stock, voted its shares in favor of the proposed amendment of the Company's Articles of Incorporation. No votes abstained or were cast against this proposal. The Amended Articles of Incorporation which changed the name of the Company were filed with the Secretary of State of Colorado on August 9, 1999. This change of name of the Company will have no effect on the rights of the security holders of the Company.

ITEM 5.  OTHER INFORMATION.

       As reported in Item 4, above, the Company has changed its name to isolver.com, inc.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a) The exhibits listed below are filed as part of this Quarterly Report.

       EXHIBIT 3.1 - Articles of Incorporation (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on March 4, 1998).
       EXHIBIT 3.2 - Bylaws (incorporated by reference from
Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on March 4, 1998).
       EXHIBIT 27 - FINANCIAL DATA SCHEDULE

       (b) No Form 8-K was filed during the period covered by this report.
SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

isolver.com, inc.
(Registrant)

Date:  November 15, 1999



By: /s/ Gina M. Setlin-Fard, President