Form 10KSB
period 1999-12-31
ISOLVER COM INC
filed 2000-04-14
CIK 1047294

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-KSB

(Mark One)
_X__ Annual report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended December 31, 1999.

_____Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____.

Commission File No:   0-23869

                           isolver.com, inc.
                (Name of small business in its charter)

Colorado                             84-1434320
__________________________________________________________
(State or other         (IRS Employer Identification No.)
jurisdiction of Incorporation)

5001 Spring Valley Road, Suite 200, East Tower
__________________________________________________________
Address of Principal Executive Office (street and number)

Dallas, Texas  75244
__________________________________________________________
City, State and Zip Code

Issuer's telephone number:  (972) 991-0001

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _X_

State issuer's revenue for its most recent fiscal year: $  -0-

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked priced of such stock, as of a specified date within the past 60 days: As of March 31, 2000, there were outstanding 30,000,000 shares of the registrant's Common
Stock, which is the only outstanding class of common or voting stock of the registrant. The aggregate market value of the shares of Common Stock held by non-affiliates, based upon the average bid and asked price of such shares for the period of October 1, 1999 through December 31, 1999, was approximately $3,993,000.

(Applicable only to corporate registrants)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 30,000,000 as of March 31, 2000.

Documents incorporated by reference.
If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and
(3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes.

Transitional Small Business Disclosure Format (check one)
Yes ____  No _X__





                                   PART I

ITEM 1.        DESCRIPTION OF BUSINESS.

General

       Buffalo Capitol VI was incorporated under the laws of the State
of Colorado (the "Company") on September 19, 1997.   On April 21,
1999, isolver.com, inc., a Nevada corporation (the "Subsidiary") underwent a business combination with Company pursuant to a closing under a Share Exchange and Plan of Reorganization
Agreement. The transaction was accounted for as a reverse merger acquisition whereby the Subsidiary is the accounting acquiror. The Subsidiary is a wholly owned subsidiary of the Company, and all of the Company's business is expected to be conducted through the Subsidiary. On August 9, 1999, Amended Articles of Incorporation were filed with the Colorado Secretary of State which changed the Company's name to isolver.com, inc.

The Subsidiary is a development stage internet commerce business.
Its main focus is network development, Web-based solutions, Web software and e-commerce. Through the first round of funding, the Subsidiary has nearly completed the product development for its base product, the Universal Cart System, and has about 3 months to complete several modules that will be integrated with the Universal Cart system to create the Presto System. Each of the modules being created will be integrated into the existing Universal Cart system and will be capable of being licensed and used as individual products.

With the first round of funding, the Subsidiary has set up an office of operations in a 3000 square foot facility located at 5910 Lemona Avenue, Van Nuys, California 91411. This facility currently hosts all the employees of the Subsidiary and has been divided into several departments and areas. These departments are programmers, designers, network and administrative, and the areas are server room, common area and conference rooms.

The Subsidiary's mission is to create a long-term solution that will provide the security and ease of use required to promote on-line commerce to the mass market that will evolve with the advancements of technology and continue a steady if not explosive growth.

The Subsidiary originated as a web development team for Futurenet Online, Inc. The team handled the company web site and other web based applications along with network support. While working for Futurenet, the Subsidiary worked with other companies to try and create user friendly applications that the distributors of Futurenet could use as products and promotions.

After constantly facing the limitations of the products and staff of other companies and having to endlessly explain what the Subsidiary wanted them to do, the Subsidiary began to create its own solutions to fulfill its needs. When creating these solutions, the Subsidiary tried to go beyond just fixing the problem the Subsidiary had encountered. Everything was made user friendly for the end user and beneficial to the merchant/vendor that would be marketing the products of the Subsidiary. All of the products of the Subsidiary are now designed to be beneficial to all participants in any transaction that takes place through the products of the Subsidiary.

The primary product of the Subsidiary, the Universal Cart system, was conceptualized while trying to deal with an existing mall entity that was not capable of making its system easy to use. The Universal Cart system was designed to increase the security of customers' personal information and make checking out a simple process.

The products designed by the Subsidiary help negate the issues of credit card numbers being stolen by hackers and employees, fraudulent credit card use, and incomplete orders due to customers not wishing to go through another complex or redundant check-out procedure. The Subsidiary's product combination far exceeds the existing standard being used for e-commerce. The solution conceptualized by the Subsidiary benefits every party that participates in a transaction: Customer, Vendor and Credit Card processor.

One competitive advantage of the Subsidiary is the focus on the end users perspective with the understanding that if the person or entity offering the service does not benefit from it, the service will never get to market. The Subsidiary has the proprietary rights to all of the products of the Subsidiary, and copyright papers have been filed for the Universal Cart system (1999) and patent papers have been filed for the Contact Manager (1998).

The Subsidiary predicts about a nine-month window on our existing technology before the competition begins to develop similar products, as is not uncommon with the high technology industry. However, any company wishing to reengineer the technology of the Subsidiary is facing several difficulties. The competition would be looking at a complete change in their business operations and a change in their own plans of development. The competition would have to make changes to all of their existing web sites and refocus their existing program team to work on this project or hire another team.

Understanding this window is key, because during that time frame the Subsidiary will have completed the integration of the Subsidiary's other products. This will once again place the Subsidiary ahead of any new introductions the competition brings to market. By that time, the Subsidiary will be established and generating revenue from monthly and transactional fees and any licensing agreements. The Subsidiary will then proceed to the next step in the evolution of the Universal Cart by introducing the Smart Card system that will allow for a real world Universal Credit Card that does not require a microchip on the card and offers increased security in a Point of Sale environment (or SPOC - Specific Point of Communication).

Isolver currently has five products in various stages of development. The following section details their features and the thoughts behind their use and functions.

Isolver's products are as follows:
1. Universal Cart Technology (UCT)
2. The Smart Card
3. Presto System
4. Online Contact Manger
5. Web Site Builder

1) UNIVERSAL CART TECHNOLOGY (UCT):

       The UCT evolved from an increasing demand by users to simplify the on-line shopping experience and to have more security against the fraudulent use of credit cards. It allows a user to set up an EZ-Chargeit account once and then use it at any web site that uses Universal Cart Technology. Shoppers can modify their accounts at their convenience, by changing or adding information or even deleting the account.

To provide additional security against fraudulent use of credit card information, the UCT utilizes several securing methods:

a. All sensitive information is secured with a Secure Socket Layer encryption connection to secure the transferring data.
b. The consumer's information is encrypted in the UCT database using PGP's 128-bit encryption and their unique user name and password.
c.     Confidential.

UCT BENEFFITS

All parties involved in the on-line shopping process benefit greatly from using the UCT:

CONSUMERS' BENEFITS

a. Repetitive information (such as credit card information and delivery addresses) can be saved for future use and does not have to be keyed in for every on-line purchase.
b.      Confidential
c.      Multiple delivery addresses can be saved for future use.
d.      Confidential
e. UCT provides encryption security during the transfer and storage of consumer information.
f. A "Purchase Statement" is e-mailed to the consumer after the completion of a transaction with only the order information...Further is confidential
g. Consumers can track past purchases to find specific items purchased in their account history

MERCHANTS' BENEFITS

a.     Confidential
b. Merchants with existing e-commerce sites can incorporate the UCT's checkout feature with minimal changes.
c. A "Purchase Statement" that has the order information and Confidential is e-mailed to the merchant upon completion of the transaction.
d. Orders to be filled can be accessed directly on-line through the management module.
e. Shipping details can be entered by the merchant, which in turn will enable consumers to track shipping in real time, thus reducing customer service calls.

FINANCIAL INSTITUTIONS' BENEFITS:

a. The reduction of fraudulent use of credit cards will reduce the risks taken by financial institutions.
b. Expanding services globally can be achieved with minimal risk if the merchant never receives the credit card information.

2)  SMART CARD  - (UCT future development):

Because UCT has a well-structured relational database combined with connectivity to E-Commerce transaction processing at its foundation, isolver sees the potential to evolve the UCT to a true SmartCard.
Further information is confidential

The UCT is the "crown-jewel" of the systems developed by Isolver.
The e-commerce industry is growing exponentially on a global scale. Consumer awareness of the associated risks with on-line credit card transactions will pressure the industry to move towards a more secure system. UCT is such a system and is designed to interface with new and established web sites.

3. PRESTO SYSTEM:

The Presto System is a multi-tiered application that provides a web based site builder for the merchant to build a fully functional Internet presence with everything from on-line merchant account to inventory control. This is the pinnacle of achievement of our product lines. It is an integrated tool with incredible potential. There is nothing currently on the Internet that is as all-inclusive as the Presto system.

4. ONLINE CONTACT MANAGER:

The contact manager is a daily planner and personal management program that is a Web-based application. None of the popular personal management programs currently available are web-based.
The result is that if a person is not at a specific computer, schedule and address book information will not be available.

The Contact Manager is accessible from any computer connected to the Internet.

The ease of use and open platform accessibility makes the Contact
Manager appealing to people who are not stationed at a specific computer for any length of time.

The Contact Manager provides mobility without being isolated from personal information. The current version of the Contact Manager will be used as a "loss-leader" to gain market awareness of the Isolver products.

The Online Contact Manager has the following features:

a. Calendar: Contact Manager can schedule meetings and important similar to a daily schedule planner.
b. Address book: Users can maintain a full address book in the Contact Manager. Finding a particular name in the personalized address book can be done in any particular field.
c. Email: Users can send and receive email through the Contact Manager using a web browser. Mail can be sent to any number of recipients. CC (carbon copy) and BCC (blind carbon copy) are standard features.
d. Paging: Contact Manager also provides a linked interface that allows the paging of any person who has a pager account with AT&T, PageNet or Skytel.
e. Bulletin board: Users can create bulletin boards that can be shared with other users or groups of users of the Contact Manager system. This feature is particularly appealing to families with teenagers that need to stay in touch with each other. This could replace the "message on the refrigerator" with a posting on a private bulletin board. The bulletin board can be accessed from work, home, school or college.

A basic version of the Contact Manager will be made available for free to the users. Advertising space on the pages will be the source of income.

Future Development of Online Contact Manager: A more advanced version with modern back-end systems is being developed and will be made available at a small fee.

5. WEB SITE BUILDER:

Web Builder is a template based web site builder that allows any person with no programming knowledge to easily construct a web page in a minimal amount of time. Users have a choice of color, background features and pictures from a standard library. Users can also upload their own pictures. Changes are made by the user and do not require any involvement from Isolver support staff. Changes are effective immediately and do not have any implied cost for Isolver.

Future Development of Web Builder: A more advanced version with modern back-end systems is being developed and will be made available for a small fee.

Web Builder makes it possible for any person to establish a web page within minutes. No knowledge of programming languages is required. In conjunction with the Contact Manager the current version of Web Builder will be used as a "loss-leader" to gain market awareness of the Isolver products.

The Subsidiary expects to earn revenue from software licensing, sales transaction processing, and network consulting and setup.

The Company remains in the development stage, and since inception, the Company's principal shareholder, E-Com Investments, L.L.C., contributed additional capital to the Company of $297,903 and has made loans to the Company on a as needed basis to cover approved expenses by E-Com Investments, L.L.C. in a total amount of $307,393, including accrued interest of $5,393. Consequently, the Company's balance sheet for the year ended December 31, 1999, reflects a current asset value of $19,885 and a total asset value of $30,468.

The Company currently does not have sufficient assets or capital resources to pay its on-going expenses while it continues to develop its internet commerce business through its Subsidiary, and it may raise additional capital through the sale of securities. In addition, although the Company has no agreements with existing shareholders or other persons to pay expenses on its behalf, it is currently anticipated that the Company will rely on third parties to pay expenses on its behalf until the Company begins earning revenue from the Subsidiary's software licensing.

The Company is not expected to purchase any significant equipment, however it does plan to lease all of its hardware systems and other equipment. Leasing equipment will eliminate large up-front costs and enable the Company to focus money on development.

The Company currently has no full-time and no part-time employees. The Subsidiary currently has four full-time employees and two contract laborers. In addition, during the next twelve months, the Subsidiary plans to add between two and ten full time employees to serve as additional programmers and network support.

ITEM 2.        DESCRIPTION OF PROPERTY.

       The Company currently has no investments in real estate, real estate mortgages, or real estate securities, and does not anticipate making any such investments in the future. The Company currently leases an office at 5001 Spring Valley Road, Suite 200, East Tower, Dallas, Texas 75244. The Company's telephone number is (972) 991-0001. The Subsidiary leases an office at 5910 Lemona Avenue, Van Nuys, California 91411 (818) 787-9990.

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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS.

       No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended December 31, 1999.

PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS. The Common Stock of the Company trades on the NASDAQ over the counter market under the symbol
ISLV. The high and low sales prices for the past quarter of the fiscal year ending December 31, 1999 are 2.968 and 1.187, respectively.
As of December 31, 1999, there were 68 holders of record of the Common Stock of the Company. There have been no cash dividends declared on the Common Stock of the Company.

ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS
OR PLAN OF OPERATION.

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of proceeds from its inside capitalization funds, and the expenditure of such funds in furtherance of the Company's business plan, including primarily expenditure of funds to pay legal and accounting expenses. Consequently, the Company's balance sheet for the fiscal year ended December 31, 1999, reflects a current asset value of $19,885, primarily in the form of cash, and a total asset value of $53,282.

Results of Operations

No revenues were received by the Company during this period.

Need for Additional Financing

The Company will require additional capital in order to meet its cash needs for the next year, but as opportunities for licensing the products of the Subsidiary increase, the Subsidiary expects to earn revenue as follows:

UNIVERSAL CART TECHNOLOGY (UCT):
Every time a vendor signs up for a Merchant Account, the Subsidiary receives $200 for the acquisition of the client from Card Service International. The Subsidiary will charge a fee of $50.00 per vendor per year, payable annually in advance. Plus processing fees of $0.50 per transaction with the first 50 Transactions free. ($200 + $50 = $250 per merchant enrolled to the program).

ONLINE CONTACT MANAGER:
Online Contact Manager has an enrollment fee of $5 per month. If a user exceeds 20 faxes per month, charges of $.25 per fax for the remainder of the month would be imposed.

WEB SITE BUILDER:
Additional pages beyond the initial set-up of three are billed at $2.00 per page per month. If a customer wishes to have a customized web site above and beyond what is capable from the Subsidiary's web site builder, the customer may negotiate an hourly rate in a range that is preset for the type of work that is requested.

PRESTO SYSTEM:
The Subsidiary has chosen to keep the monthly services fee at a low $39.95, so as not to make the monthly cost prohibitive for smaller companies. The majority of the earnings will be accumulated through transaction fees which will range from a flat fee of $0.25 - $1.00 for some contracts and 1-5% for others depending on the vendor's choice.

RESEARCH AND DEVELOPMENT:
The Subsidiary is planning to use four to five independent contractors for software development.

No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Notwithstanding the foregoing, to the extent that additional funds are required, the Company anticipates receiving such funds in the form of advancements from E-Com Investments, L.L.C. per the verbal agreement between the Subsidiary and E-Com Investments, L.L.C. without issuance of additional shares or other securities, or through the private placement of restricted securities rather than through a public offering. The Company does not currently contemplate making a Regulation S offering.

The Company may also seek to compensate providers of services by issuances of stock in lieu of cash.

The Subsidiary will continue to actively pursue additional research and development as described in Item 1, as is necessary in a high technology industry.


       ITEM 7.        FINANCIAL STATEMENTS.


                           isolver.com, inc.
                     (A Development Stage Company)


                           December 31, 1999

Index to Financial Statements
                                                              [C]
Report of Independent Certified Public Accountant              14
Balance Sheet                                                  16
Statements of Operations                                       18
Statement of Stockholders' Equity                              20
Statements of Cash Flows                                       22
Notes to Financial Statements                                  24

isolver.com, inc.
(A Development Stage Company)
December 31, 1999

REPORT OF INDEPENDENT CERTIFIED PUBLIC
ACCOUNTANTS

The Board of Directors and Stockholders of isolver.com, inc.

We have audited the accompanying balance sheet of isolver.com, inc.
(a development stage company) (a subsidiary of E-Com Investments, LLC), as of December 31, 1999, and the related statements of operations, stockholders' equity, and cash flows for the initial period from inception (April 8, 1999) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of isolver.com, inc. (a development stage company) as of December 31, 1999, and the results of its operations and its cash flows for the initial period then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $587,915 during the year ended December 31, 1999, and, as of that date, had a working capital deficiency of $290,595. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans are discussed in Note 8 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Comiskey and Company P.C.,
Denver, Colorado
April 14, 2000

isolver.com,inc.
(A Development Stage Company)
BALANCE SHEET
December 31, 1999

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                          10,958
Accounts receivable - other                           971
Prepaid expenses                                    7,956
  Total current assets:                            19,885

PROPERTY PLANT AND EQUIPMENT
Equipment                                           3,046
Computers & Software                               24,812
Leasehold improvements                              1,912
                                                   29,770
     Less:  Accumulated depreciation                  153
                                            29,617

OTHER ASSETS - Deposit                              3,780

TOTAL ASSETS                                       53,282

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes Payable                                     307,393
Current portion of obligations
 under capital leases                              13,629
Accounts payable                                    3,087
Total current liabilities                         324,109

NONCURRENT LIABILITIES
Obligations under capital leases                    9,185
Total noncurrent liabilities                        9,185

STOCKHOLDERS' EQUITY
Preferred stock, no par value
10,000,000 shares authorized; no shares
issued and outstanding
Common stock, no par value;
100,000,000 shares authorized;
30,000,000 shares issued and outstanding           10,000
Additional paid-in capital                        297,903
Deficit accumulated during
 the development stage                          (587,915)
                                                (280,012)

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                             53,282

The accompanying notes are an integral part of the financial statements.

isolver.com, inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the period from inception (April 8, 1999) to December 31, 1999

REVENUES                                                -

EXPENSES

Advertising                                         4,374
Application fees, licenses and permits              3,862
Contract labor       73,234
Depreciation and amortization                         653
Insurance                                           1,316
Interest                                            5,393
Office expense                                     21,690
Payroll taxes                                      17,930
Professional fees                                  40,932
Rent                                               33,579
Salaries - office                                 111,439
Salaries - officer                                108,333
Software development costs                        160,473
Travel                                              4,707

TOTAL EXPENSES                                    587,915

NET LOSS                                        (587,915)

Accumulated deficit

 Balance, Beginning of period                           -
 Balance, End of Period                         (587,915)


NET LOSS PER SHARE - BASIC                      (0.020)

WEIGHTED AVERAGE
 NUMBER OF SHARES
  OUTSTANDING                                  30,000,000

The accompanying notes are an integral part of the financial statements.

isolver.com, inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from inception (April 8, 1999) to December 31, 1999
(Page 1 of 2)

                                      Common Stock           Additional
                                  Number of                     paid-in
                                     shares        Amount       capital
Common stock issued for
 cash, April 1999 at
  $0.01 per share                16,140,000       $10,000      $      0

Shares deemed issued
 in reverse acquisition          13,860,000             0         1,068

Capital contributed and
 expenses paid on behalf
  of the company during 1999              0             0       296,835

Net loss for the period
 ended December 31, 1999                  0             0             0

Balance,
 December 31, 1999               30,000,000       $10,000      $297,903

The accompanying notes are an integral part of the financial statements. isolver.com, inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from inception (April 8, 1999) to December 31, 1999
(Page 2 of 2)

                        Deficit accumulated
                                 during the                Total
                                development        stockholders'
                                      stage               equity
Common stock issued for
 cash, April 1999 at
  $0.01 per share                         0              $10,000

Shares deemed issued
 in reverse acquisition                   0                1,068

Capital contributed and
 expenses paid on behalf
  of the company during 1999              0              296,835

Net loss for the period
 ended December 31, 1999          (587,915)            (587,915)

Balance,
 December 31, 1999               $(587,915)           $(280,012)

The accompanying notes are an integral part of the financial statements. isolver.com, inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the period from inception (April 8, 1999) to December 31, 1999

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                               (587,915)

Adjustments to reconcile net loss
to net cash flows from operating activities:
 Depreciation                                                153
 Increase in prepaids                                    (7,956)
 Increase in deposits                                    (3,780)
 Increase in accounts receivable                           (971)
 Increase in accounts payable                              3,087

Net cash flows from operating activities               (597,382)

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of property and equipment                      (6,956)
 Property held under capital leases                     (22,814)

Net cash flows from investing activities                (29,770)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in capital leases payable                       22,814
 Increase in notes payable                               307,393
 Issuance of common stock and capital contributions      307,903

Net cash flows from financing activities                 638,110

NET INCREASE IN CASH
AND CASH EQUIVALENTS                                      10,958

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                           -

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                            10,958


 Cash paid during the year for interest                        -
 Cash paid during the year for taxes                           -

The accompanying notes are an integral part of the financial statements.

isolver.com, inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 1999

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development stage company

isolver.com, inc. ("isolver," "the Company") was incorporated under the laws of the State of Colorado under the name Buffalo Capital VI, Ltd. on September 19, 1997. isolver.com, inc. a Nevada corporation ("isolver-Nevada") was formed on April 8, 1999 to become an internet commerce and technology company using Universal Cart Technology, which it owns. The Universal Cart software technology allows a shopper to surf through multiple shopping sites on the world wide web and use just one shopping cart (a "Universal Cart") for check out at the end of their time on-line. In other words, the consumer is required to supply personal and payment information just one time, regardless of the number of different sites from which goods are purchased. Once the shopping session is completed, the Universal Cart communicates with each site and provides the site with relevant information including the shopper's order, shipping and payment information. On April 21, 1999, the shareholders of isolver-Nevada, in a transaction accounted for as a reverse acquisition, exchanged all of the outstanding common stock of isolver-Nevada for 5,380,000 pre-split shares of the common stock of Buffalo Capital VI, Ltd. As a result of this transaction, isolver-Nevada shareholders acquired collectively a majority interest in Buffalo Capital VI, Ltd., and isolver-Nevada become a wholly-owned subsidiary of Buffalo Capital VI, Ltd. Immediately after this transaction, the Company effected a 3-for-1 stock split. In August 1999, Buffalo Capital VI, Ltd. changed its name to isolver.com, inc. (the Colorado corporation). References in this report to the Company and to isolver are references to isolver.com, inc., a Colorado corporation, and its predecessor and wholly-owned subsidiary, isolver-Nevada, on a consolidated basis. As of December 31, 1999, the Company was in the development stage, as defined by SFAS #7. The initial registered office of isolver-Nevada is Corporate Trust Company, One East 1st Street, Reno, Nevada 89501.

Principles of Consolidation

As is more fully described in Note 4, on April 21, 1999, isolver.com, inc. became the wholly-owned subsidiary of Buffalo Capital VI, Ltd., ("Buffalo") a public shell company. All references to "the Company" in these financial statements are references to isolver prior to April 21, 1999, and to isolver and Buffalo combined from April 21, 1999 to December 31, 1999.

Accounting Method

The Company records income and expenses on the accrual method.

Loss per Share

Loss per share was computed using the weighted number of shares outstanding during the period. Shares issued in the stock transfer and exchange described in Note 2 are considered outstanding since inception.

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

Depreciation

Cost of equipment used by the Company has been capitalized and is being depreciated using the straight-line method over useful lives of 3 to 7 years.

Fair Values of Financial Instruments

Unless otherwise indicated, the fair value of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such instruments.

Research & Development

Research & development costs are expensed as incurred.

Organizational Costs

Costs of organization were fully expensed as of December 31, 1999.

2. STOCKHOLDERS' EQUITY

Stock Split

As of April 21, 1999 and in connection with the Share Exchange and Plan of Reorganization more fully described in Note 4, isolver-Nevada exchanged all 1,000,000 shares of its common stock for 5,380,000 pre-split shares of Buffalo and, on April 23, 1999, Buffalo effected a 3-for-1 forward stock split. Except as otherwise noted, all share and per share amounts have been restated to reflect these transactions retroactively to inception.

Common Stock

As of December 31, 1999, 30,000,000 shares of common stock were issued and outstanding.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, no par value per share. The Board of Directors is authorized to issue these shares from time to time in series and is further authorized to establish such series, to fix and determine the variations in the relative rights and preferences as between the series, and to allow for the conversion of preferred stock into common stock. As of December 31, 1999, no preferred stock has been issued.

Stockholders' Equity & Comprehensive Income

The Financial Accounting Standards Board has recently released Statement of Financial Accounting Standards No. 130 - Reporting Comprehensive Income. SFAS 130 requires companies to present comprehensive income (consisting primarily of net income items plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended December 31, 1999, the Company's financial statements do not contain any changes in equity, which are required to be reported separately in comprehensive income.

3. LEASES

Operating Leases

The Company leases for its own use office space, under a non-cancelable operating lease expiring in the year 2003.

Future minimum lease payments on non-cancelable operating leases over the next five years are as follows:
[S]                                                   [C]
For the year ended December 31,                    Amount
2000                                               45,600
2001                                               45,600
2002                                               45,600
Thereafter                                          7,600

Capital Leases

The Company is the lessee of various computer equipment under capital leases expiring in 2001. The assets and liabilities under capital leases are recorded at the present value of the minimum lease payments. The assets are depreciated over a period of 5 years with a salvage value equal to 60%. Depreciation of assets under capital leases is included in depreciation expense for 1999.

Following is a summary of property held under capital leases:

                                                     1999

Computers & software                             $ 22,814
Less:  Accumulated depreciation                   (1,453)
                                            21,361

Future minimum capital lease payments on capital leases for the next five years are as follows:

For the year ended
December 31,                                       Amount
2000                                             $ 15,369
2001                                                9,520

Total minimum lease payments                       24,889
Less: Amount representing interest                (2,075)

Present value of net minimum lease payment         22,814

4. BUSINESS COMBINATION

On April 21, 1999, isolver underwent a business combination with Buffalo pursuant to a closing under a Share Exchange and Plan of Reorganization Agreement dated April 21, 1999. The transaction has been accounted for as a reverse merger acquisition, whereby isolver.com, inc. is the accounting acquiror. All operations presented herein are those of isolver, and include the operations of Buffalo since the date of the business combination.

Prior to the combination, Buffalo had a total of 13,860,000 common shares issued and outstanding.

In accordance with the terms of the agreement, Buffalo issued 16,140,000 common shares in exchange for 100.00% of the issued and outstanding common stock of isolver such that isolver, after the exchange, became a 100.00% owned subsidiary of Buffalo. After this transaction, Buffalo had 30,000,000 shares of common stock issued and outstanding.

Immediately following completion of the share exchange transaction, E-Com Investments, L.L.C., a Delaware limited liability company, which was the sole shareholder of isolver, and also previously owned 10,452,750 shares, or approximately 75.42% of Buffalo's outstanding common stock, was the owner for a total of 20,892,750 shares of common stock of the Company, or approximately 69.64% of its issued and outstanding common stock.

5.     RELATED PARTY TRANSACTIONS

One of the Company's directors and principal shareholders owning
5,700,000 shares, or 19% of the common stock of the Company, Gina M. Setlin-Fard is also a salaried employee.

E-Com Investments, L.L.C., a principal shareholder of the Company("E-Com"),is providing funding for the Company's activities. A total of $296,835 was contributed to capital in 1999.

The Company obtained certain financing from E-Com. The average interest rate on these obligations was 10.30%. At December 31, 1999, principal amounts owed to E-Com totaled $307,393, which includes accrued interest of $5,393. The amount of interest expense on these notes in 1999 totaled $5,393.

6.      INCOME TAXES

The Company has Federal net operating loss carryforwards of approximately $588,000 expiring in the year 2019. The tax benefit of these net operating losses, which totals approximately $117,000, has been offset by a full allowance for realization. This carryforward may be limited upon the consummation of a business combination under IRC Section 381. For the period ended December 31, 1999, the valuation allowance increased by approximately $117,000.

7. NAME CHANGE

On August 2, 1999, the shareholders of Buffalo approved an amendment to its Articles of Incorporation for the purpose of changing its name to isolver.com, inc. On August 9, 1999, Buffalo completed its name change to isolver.com, inc., by filing Articles of Amendment with the Colorado Secretary of State.

8. PRESENTATION AS A GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the financial statements, the Company incurred a net loss of $587,915 for the initial period ended December 31, 1999. At
December 31, 1999, current liabilities exceed current assets by $290,595. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to rely upon continuing advances from E-Com Investments, L.L.C., as well as pursuing venture capital funding in order to pursue its business plan. There is no written agreement with existing shareholders for funding. There can be no guarantee that future capital raising initiatives will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


PART III

ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS,
PROMOTERS AND CONTROL PERSONS;  COMPLIANCE WITH
SECTION 16(a) OF THE EXCHANGE ACT.

The directors and executive officers currently serving the Company are as follows:
[S]                       [C]                         [C]
Name                      Age              Positions Held
Gina M. Setlin-Fard        41      President, Secretary &
                                                 Director

Antonio L. Zuniga          29   Vice-President, Treasurer
                                               & Director

       The directors named above will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists, but is currently being contemplated by the board of directors for the officers and employees of the Subsidiary. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

       There are no family relationships between any of the directors or officers of the Company.

       The Company's board of directors has not held any formal meetings during the reporting year ending December 31, 1999.

Biographical Information

The following is the biographical information of the Directors and Executive Officers of Isolver.com, Inc.

Gina Setlin-Fard, Chairman and Chief Executive Officer

Mrs. Gina Setlin-Fard, 41 years old, is the Chairman, Chief
Executive Officer and Founder of isolver.com, inc. She is an active and experienced CEO, who has gained most of her experience on the job and with the help of a hands on management style. She has been gifted with the ability to have a vision of what needs to be done and an ability to prepare action plans that transform her vision to reality.

Mrs. Gina Setlin-Fard was the Vice President of Artebella and was also the President of "Computers for Kids," a non-profit organization, which donates set-top computer technology and provides training to inner city and rural communities through public schools. Her extensive background in public relations and marketing in the political, educational and international case good industries has provided experience in working with high level federal and state officials. Mrs. Gina Setlin-Fard has developed working partnerships with officials, corporate executives and major technology companies to implement the "Computers for Kids" program. She was responsible for developing a national volunteer organization consisting of 30,000+ volunteers, which trains individuals to use set-top and Internet technology.

Antonio Zuniga, Executive Vice-President

Mr. Zuniga, 29 years old, is the Executive Vice-President, Treasurer and Founder of isolver.com, inc. He is instrumental in planning out the evolution of all product development and handling the internal operations of the Subsidiary.

Mr. Zuniga was the Director of Marketing at Futurenet Online, Inc and Chief Financial Officer of SevenWare, Inc. As Director of Marketing for Futurenet he was responsible for the content that was made available to the public by the Web development team for three years. This allowed him to familiarize himself with the skills and planning required to maintain and promote an internet presence and develop web-based applications. He learned what it takes to support an Internet business by dealing with the financial aspect of operations while working as the Chief Financial Officer of SevenWare. His presence was further recognized in the technology sector in 1999, when he was nominated as a Who's Who in Information Technology.

Compliance With Section 16(a) of the Exchange Act.

There have been no transactions made by any directors, executive officers shareholders of greater than 10% equity in the Company or any relative of these persons which change their beneficial ownership in the Company, and therefore no Form 5 is required for any of these individuals or entities for the fiscal year ending December 31,1999.


ITEM 10.       EXECUTIVE COMPENSATION.

       Gina M. Setlin-Fard received compensation for her services as employee to the Company.
[S]                                     [C]           [C]           [C]
SUMMARY COMPENSATION TABLE

Officer/Director                Base Salary         Bonus         Other
Gina M. Setlin-Fard               $110,500            N/A           N/A

The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT.

(a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS.

The following table sets forth, as of the end of the Company's most recent fiscal year, the number of shares of Common Stock owned of record and beneficially by persons who hold 5.0% or more of the outstanding Common Stock of the Company.
[S]                                     [C]                  [C]
Name and                   Number of Shares           Percent of
Address                  Owned Beneficially          Class Owned
                       With sole voting and
                           Investment power

Gina M. Setlin-Fard               5,700,000            19.00%
5910 Lemona Avenue
Van Nuys, CA 91411

E-Com Investments, L.L.C.        20,892,750            69.64%
Suite 200, East Tower
5001 Spring Valley Road
Dallas, Texas  75244

(b) SECURITY OWNERSHIP OF MANAGEMENT.

The following table sets forth, as of the end of the Company's most recent fiscal year, the number of shares of Common Stock owned of record and beneficially by executive officers and directors of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

The person listed is an officer, a director, or both, of the Company.
[S]                                     [C]                  [C]
Name and                   Number of Shares           Percent of
Address                  Owned Beneficially          Class Owned
                       With sole voting and
                           Investment power

Gina M. Setlin-Fard               5,700,000                  19%
5910 Lemona Avenue
Van Nuys, CA 91411

Antonio L. Zuniga                         0                   0%
5910 Lemona Avenue
Van Nuys, CA 91411

All directors and executive
officers (2 persons)                5,700,000                19%

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

There are no familial relationships between any of the directors or officers of the Company.

The Company's principal shareholder, E-Com Investments, L.L.C., has made loans to the Company in a total amount of $307,393, including accrued interest of $5,393.

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K.

(a)    The Exhibits listed below are filed as part of this Annual
Report.

Exhibit No.                    Document

3(ii) Bylaws (incorporated by reference from Registration Statement on Form 10-SB/A filed with the Securities and Exchange Commission on January 10, 1997).

27 Financial Data Schedule

(b) No Forms 8-K were filed during the fourth quarter of the fiscal year ended December 31, 1999.


Signatures

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

isolver.com, inc.


By: /s/ ________________
Gina M. Setlin-Fard (Chairman of Board of Directors)
Date: April 14, 2000