Form 10QSB
period 2000-03-31
ISOLVER COM INC
filed 2000-05-23
CIK 1047294

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended March 31, 2000.

 ....Transition report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from _________ to
_________.

Commission File No:   0-23869

isolver.com, inc.
(Name of small business in its charter)

Colorado                        84-1434320
(State or other            (IRS Employer Id.  No.)
jurisdiction of Incorporation)

5001 Spring Valley Road, Suite 200, East Tower
Dallas, Texas 75244
(Address of Principal Office)            Zip Code

Issuer's telephone number:    (972) 991-0001

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ..X..  No ....

Applicable only to issuers involved in bankruptcy proceedings during the past five years.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ... No ...

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At 3/31/00 the following shares of common were outstanding: Common Stock, no par value, 30,303,000 shares.

Transitional Small Business Disclosure
Format (Check one):
Yes .....     No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant as of and for the quarter ending March 31, 2000 and for the period from inception through March 31, 2000, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                             isolver.com, inc.
                       (A Development Stage Company)

                           FINANCIAL STATEMENTS





                       Quarter Ended March 31, 2000

Index to Financial Statements:                    [C]
Balance Sheet                                       5
Statement of Operations                             7
Statements of Cash Flows                            9
Notes to Financial Statements                      11


isolver.com, inc.
(A Development Stage Company)
BALANCE SHEET
March 31, 2000

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                               2,888
Prepaid expenses                                        7,881

Total Current Assets                                   10,769

Property Plant and Equipment
 Equipment, net                                         2,827
 Computers & Software, net                             22,218
 Leasehold Improvements, net                            1,761
                                                       26,806

Other Assets - Deposit                                  3,780

TOTAL ASSETS                                           41,355

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Notes payable                                         438,429
Current portion of obligations
 under capital leases                                  13,629
Accounts payable                                        8,271

Total Current Liabilities                             460,329

Noncurrent Liabilities
Obligations under capital leases                        9,185

Total noncurrent Liabilities                            9,185

STOCKHOLDERS' EQUITY
Preferred stock, no par value
10,000,000 shares authorized;
no shares issued and outstanding                            -

Common stock, no par value;
100,000,000 shares authorized;
30,303,000 shares issued and
outstanding                                           464,500

Additional paid-in capital                            301,053

Deficit accumulated during the
 development stage     (743,712)

Less: Note receivable-exercise of options           (450,000)

                                                    (428,159)

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                                  41,355

The accompanying notes are an integral part of these financial statements.

isolver.com, inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS

                                                                      Period
                                 For the three                 April 8, 1999
                                  months ended               (inception), to
                                March 31, 2000                March 31, 2000

INCOME                               $       -                      $      -

Operating Expenses

Advertising                                  -                         4,374
Application fees, licenses
and permits                                866                         4,728
Contract Labor                          37,875                       111,109
Depreciation & Amortization              2,811                         3,464
Insurance                                    -                         1,316
Interest                                 9,086                        14,479
Office expense                          13,059                        34,749
Payroll Taxes                            6,173                        24,103
Professional Fees                       10,569                        51,501
Rent                                     6,606                        40,185
Salaries - office                       18,855                       130,294
Salaries - officer                      40,425                       148,758
Software development costs               8,600                       169,073
Travel                                     872                         5,579

Total expenses                         155,797                       743,712

Net (loss)                           (155,797)                     (743,712)

Accumulated deficit:
 Balance, beginning of period        (587,915)                             -
 Balance, end of period              (743,712)                     (743,712)

(Loss)per common
 share and common
 equivalent share:
Basic                         $     (0.005)                 $      (0.025)

Weighted average common
 and common equivalents
 outstanding:
 Basic                              30,002,473                    30,000,628

The accompanying notes are an integral part of these financial statements.

isolver.com, inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

                                                                      Period
                                 For the three                 April 8, 1999
                                  months ended                (inception) to
                                March 31, 2000                March 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                             (155,297)                    (743,712)
Adjustments to reconcile
  net loss to net cash used
  in operating activities:
 Depreciation                            2,811                         2,964
 Stock issued for services               4,500                         4,500
 Decrease (increase) in prepaids            75                       (7,881)
 Increase in deposits                        -                       (3,780)
 Decrease in accounts receivable           971                             -
 Increase in accounts payable            5,184                         8,271

Net cash flows from
 operating activities                (142,256)                     (739,638)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment           -                       (6,956)
Property held under capital leases           -                      (22,814)

Net cash flows from investing activities     -                      (29,770)


CASH FLOWS FROM FINANCING ACTIVITIES:

Increase in capital leases payable           -                        22,814
Increase in notes payable              131,036                       438,429
Issuance of common stock and capital
  contributions                          3,150                       311,053

Net cash flows from
 financing activities                  134,186                       772,296

Net increase (decrease) in cash and
    cash equivalents                   (8,070)                         2,888

CASH AND CASH EQUIVALENTS,
 Beginning of Period                    10,958                             -

CASH AND CASH EQUIVALENTS,
 End of Period                           2,888                         2,888

The accompanying notes are an integral part of these financial statements.

isolver.com, inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2000

1. Management's Representation of Interim Financial Information.

The accompanying financial statements have been prepared by isolver.com, inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 1999.

2. Changes in Stockholders' Equity.

For the quarter ended March 31, 2000, the Company authorized the sale of 300,000 shares of the Company's common stock to employees and independent contractors for $1.50 per share. These shares are secured by 6% non-recourse notes receivable, due on the earlier of thirty-six months or six months after the employment has ceased.

The Company also issued 3,000 shares of common stock for services. A total of $4,500 in consulting fees has been recorded in this transaction.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION

isolver.com, inc., a Colorado corporation, ("the Company") was incorporated under the laws of the State of Colorado on September 19, 1997. On April 21, 1999, isolver.com, inc., a Nevada corporation (the "Subsidiary") underwent a business combination with the Company pursuant to a closing under a Share Exchange and Plan of Reorganization Agreement. The transaction was accounted for as a reverse merger acquisition whereby Subsidiary is the accounting acquiror. The Subsidiary is a wholly owned subsidiary of the Company, and all of the Company's business is expected to be conducted through the Subsidiary. On August 9, 1999, Amended Articles of Incorporation were filed with the Colorado Secretary of State which changed the Company's name to isolver.com, inc.

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

With the first round of funding, the Subsidiary has set up an office of operations in a 3000 square foot facility located at 5910 Lemona
Avenue, Van Nuys, California 91411. This facility currently hosts all the employees of the Subsidiary.

The primary product of the Subsidiary, the Universal Cart system, allows a consumer to make multiple purchases from different websites while only transmitting payment information once. The Subsidiary has the proprietary rights to all of the products of the Subsidiary, and patent papers have been filed for the Universal Cart system (1999) and Contact Manager (1998).

The Subsidiary predicts about a nine-month window on the Subsidiary's existing technology before the competition begins to develop similar products. Understanding this window is key, because during that nine month window, the Subsidiary will have completed the integration of the Subsidiary's other products. This will once again place the Subsidiary ahead of any new introductions the competition brings to market. By that time, the Subsidiary will be established and generating revenue from monthly and transactional fees and any licensing agreements. The Subsidiary will then proceed to the next step in the evolution of the Universal Cart by introducing the Smart Card system that will allow for a real world Universal Credit Card that does not require a microchip on the card and offers increased security in a Point of Sale environment.

isolver currently has five products in various stages of development. The following section details their features and the thoughts behind their use and functions.

isolver's products are as follow:
1. Universal Cart Technology (UCT)
2. The Smart Card
3. Presto System
4. Online Contact Manger
5. Web Site Builder

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

To provide additional security against fraudulent use of credit card information, the UCT utilizes a secure method:

- All sensitive information is secured with a Secure Socket Layer encryption connection to secure the transferring data.
- The consumer's information is encrypted in the UCT database using PGP's 128-bit encryption and their unique user name and password.

UCT Benefits
All parties involved in the on-line shopping process benefit greatly from using the UCT:

a) Consumers' benefits:
- Repetitive information (such as credit card information and delivery addresses) can be saved for future use and does not have to be keyed in for every on-line purchase.
-      Multiple delivery addresses can be saved for future use.
- UCT provides encryption security during the transfer and storage of information.
- Consumers can track past purchases to find specific items purchased in their account history

b) Merchants' benefits:

- Merchants with existing e-commerce sites can incorporate the UCT's checkout feature with minimal changes.
-      A "Purchase Statement" that has the order information
- Orders to be filled can be accessed directly on-line through the management module.
- Shipping details can be entered by the merchant, which in turn will enable consumers to track shipping in real time, thus reducing customer service calls.

c) Financial Institutions' benefits:

- The reduction of fraudulent use of credit cards will reduce the risks taken by financial institutions.
- Expanding services globally can be achieved with minimal risk if the merchant never receives the credit card information.

2. Smart Card  - (UCT future Development):

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

The Online Contact Manager has the following features:

Calendar: Contact Manager can schedule meetings and important dates similar to a daily schedule planner.
Address book: Users can maintain a full address book in the Contact Manager. Finding a particular name in the personalized address book can be done in any particular field.

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

5. Web Site Builder:

Web Builder is a template based web site builder that allows a person without any programming knowledge to easily construct a web page in a minimal amount of time. Users have a choice of color, background features and pictures from a standard library. Users can also upload their own pictures. Changes are made by the user and do not require any involvement from isolver support staff. Changes are effective immediately and do not have any implied cost for isolver.

Future Development of Web Builder: A more advanced version with modern back-end systems is being developed and will be made available for a small fee.

In conjunction with the Contact Manager the current version of Web Builder will be used as a "loss-leader" to gain market awareness of the Isolver products.

Results of Operations

No revenues were received by the Company during this period.

Research and Development

The Subsidiary is planning to use four to five independent contractors for software development.

Need for Additional Financing

The Company remains in the development stage, and since inception, the Company's principal shareholder, E-Com Investments, L.L.C., contributed additional capital to the Company of $297,903 and has made loans to the Company in a total amount of $438,429, including accrued interest of $14,479. Consequently, the Company's balance sheet for the quarter ended March 31, 2000, reflects a current asset value of $10,769 and a total asset value of $41,355.

The Company currently does not have sufficient assets or capital resources to pay its on-going expenses while it continues to develop its internet commerce business through its Subsidiary, and it may raise additional capital through the sale of securities. In addition, although the Company has no agreements in place with its shareholders or other persons to pay expenses on its behalf, it is currently anticipated that the Company will rely on third parties to pay expenses on its behalf until the Company begins earning revenue from the Subsidiary's software licensing.

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

The Subsidiary will continue to actively pursue additional research and development, as is necessary in a high technology industry.

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

       (b) There have been no reports on Form 8-K for the quarter ending March 31, 2000.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

isolver.com, inc.
(Registrant)

Date: May 22, 2000



/s/_______________________________
Gina M. Setlin-Fard, President