Form 10QSB
period 2000-06-30
ISOLVER COM INC
filed 2000-08-23
CIK 1047294

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended June 30, 2000.

 ....Transition report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from _________ to
_________.

Commission File No:   0-23869

isolver.com, inc.
(Name of small business in its charter)

Colorado                                      84-1434320
(State or other                        (IRS Employer Id. No.)
jurisdiction of Incorporation)

5001 Spring Valley Road, Suite 200, East Tower
Dallas, Texas                                 75244
(Address of Principal Office)            Zip Code

Issuer's telephone number:    (818) 787-9990

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At 6/30/00 the following shares of common were outstanding: Common Stock, no par value, 31,053,000 shares.

Transitional Small Business Disclosure
Format (Check one):
Yes .....     No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant as of and for the quarter ending June 30, 2000 and for the period from inception through June 30, 2000, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                              isolver.com, inc.
                        (A Development Stage Company)

                            FINANCIAL STATEMENTS





                         Quarter Ended June 30, 2000

Index to Financial Statements:                     [C]
Balance Sheet                                        5
Statement of Operations                              7
Statements of Cash Flows                            11
Notes to Financial Statements                       13
isolver.com, inc.
(A Development Stage Company)
BALANCE SHEET
June 30, 2000

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                               36,359
Prepaid expenses                                         7,831

Total Current Assets                                    44,190

Property Plant and Equipment
 Equipment, net                                          2,760
 Computers & Software, net                              19,624
 Leasehold Improvements, net                             1,610
                                                        23,994

TOTAL ASSETS                                            68,184

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable                                          491,147
Current portion of obligations
 under capital leases                                   13,629
Accounts payable                                         6,253

Total Current Liabilities                              511,029

Noncurrent Liabilities
Obligations under capital leases                         9,185

Total noncurrent Liabilities                             9,185

STOCKHOLDERS' EQUITY
Preferred stock, no par value
10,000,000 shares authorized;
no shares issued and outstanding                             -

Common stock, no par value;
100,000,000 shares authorized;
31,053,000 shares issued and
outstanding                                            689,500

Additional paid-in capital                             301,703

Deficit accumulated during the
 development stage                                   (993,233)

Less: Note receivable-exercise of options            (450,000)

                                                     (452,030)

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                                   68,184

The accompanying notes are an integral part of these financial statements.

isolver.com, inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Page 1 of 2

                                         Period                  For the three
                                  April 8, 1999                   months ended
                                (inception), to                       June 30,
                                  June 30, 2000           2000            1999
REVENUE                               $       -      $       -       $       -

EXPENSES
Advertising                               5,242            868               -
Application fees, licenses
 and permits                              4,913             30           2,319
Contract Labor                          114,234              -          15,250
Depreciation & Amortization               6,276              -               -
Insurance                                 1,816            500               -
Interest                                 25,897              -               -
Office expense                           53,245         18,288           1,541
Payroll Taxes                            24,103              -           3,502
Professional Fees                        57,190          9,950          18,227
Rent                                     56,372         12,257               -
Salaries - office                       134,561              -          16,331
Salaries - officer                      176,909         21,380          14,541
Software development costs              326,396        157,323          29,107
Travel                                    6,079            500           2,362

  Total expenses                        993,233        221,096         103,180

NET LOSS                              (993,233)      (221,096)       (103,180)

Accumulated deficit:

 Balance, beginning of period                 -      (772,137)         (3,656)
 Balance, end of period              $(993,233)     $(993,233)      $(106,836)

NET LOSS PER SHARE -
 BASIC                               (0.03)         (0.01)               (NIL)

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                  30,219,962     30,985,418      26,535,000

The accompanying notes are an integral part of these financial statements.

isolver.com, inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Page 2 of 2

                                                   For the six
                                                  months ended
                                                      June 30,
                                           2000                   1999
REVENUE                               $       -              $       -

EXPENSES
Advertising                                 868                      -
Application fees, licenses
 and permits                              1,051                  2,319
Contract Labor                           41,000                 15,250
Depreciation & Amortization               5,623                      -
Insurance                                   500                      -
Interest                                 20,504                      -
Office expense                           31,555                  5,197
Payroll Taxes                             6,173                  3,502
Professional Fees                        16,258                 18,227
Rent                                     22,793                      -
Salaries - office                        23,122                 16,331
Salaries - officer                       68,576                 14,541
Software development costs              165,923                 29,107
Travel                                    1,372                  2,362

  Total expenses                        405,318                106,836

NET LOSS                              (405,318)              (106,836)

Accumulated deficit:

 Balance, beginning of period         (587,915)                      -
 Balance, end of period              $(993,233)             $(106,836)

NET LOSS PER SHARE -
 BASIC                               (0.01)                      (NIL)

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                  30,542,654             26,535,000

The accompanying notes are an integral part of these financial statements.

isolver.com, inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

                                         Period                    For the six
                                  April 8, 1999                   months ended
                                (inception), to                       June 30,
                                  June 30, 2000           2000            1999
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                             $(993,233)     $(405,318)      $(106,836)
Adjustments to reconcile net loss to
 net cash flows from operating activities:
 Depreciation                             6,726          5,623               -
 Stock issued for services                4,500          4,500               -
 Decrease (increase) in prepaids        (7,831)            125         (9,271)
 Increase in deposits                         -          3,780         (4,285)
 Decrease in accounts receivable              -            971               -
 Increase in accounts payable             6,253          3,166          11,238

Net cash flows from
 operating activities                 (984,035)      (387,153)       (109,154)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property
 and equipment                          (7,456)              -               -
Property held under
 capital leases                        (22,814)              -               -

Net cash flows from investing
 activities                            (30,270)              _               -

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in capital leases payable       22,814              -               -
Increase in notes payable               491,147        183,754          50,000
Issuance of common stock and capital
  contributions                         536,703        228,800          92,000

Net cash flows from
 financing activities                 1,050,664        412,554         142,000

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                        36,359         25,401          32,846

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                          _         10,958               -

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                          $36,359        $36,359         $32,846

The accompanying notes are an integral part of these financial statements.

isolver.com, inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2000

1. Management's Representation of Interim Financial Information.

The accompanying financial statements have been prepared by isolver.com, inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal business development nature.

2. Changes in Stockholders' Equity.

For the quarter ended June 30, 2000, the Company issued 750,000 shares of its no par value common stock at $0.33 per share less $0.03 per share underwriter's commission, for a net of $0.30 per share, or $225,000.

2. Related Party Transactions

E-Com Investments, L.L.C., ("E-Com") is a principal shareholder of the Company. E-Com is providing funding for the Company's activities. For the six months ended June 30, 2000, E-Com contributed $25,000 additional funds to the Company in the form of a loan.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION

isolver.com, inc., a Colorado corporation, ("the Company") was incorporated under the laws of the State of Colorado on September 19, 1997. On April 21, 1999, isolver.com, inc., a Nevada corporation (the "Subsidiary") underwent a business combination with the Company pursuant to a closing under a Share Exchange and Plan of Reorganization Agreement. The transaction was accounted for as a reverse merger acquisition whereby Subsidiary is the accounting acquirer. The Subsidiary is a wholly owned subsidiary of the Company, and all of the Company's business is expected to be conducted through the Subsidiary. On August 9, 1999, Amended Articles of Incorporation were filed with the Colorado Secretary of State which changed the Company's name to isolver.com, inc.

The Subsidiary is a development stage Internet commerce business.
Its main focus is network development, Web-based solutions, Web software and e-commerce. Through the first round of funding, the Subsidiary has nearly completed the product development for its base product, the Universal Cart System, and has approximately 3 months to complete several modules that will be integrated with the Universal Cart system to create the Presto System. Each of the modules being created will be integrated into the existing Universal Cart system and will be capable of being licensed and used as individual products.

With the first round of funding, the Subsidiary has set up an office of operations in a 6000 square foot facility located on the second and third floor at 5910 Lemona Avenue, Van Nuys, California 91411.
This facility currently hosts all the employees of the Subsidiary.

The Subsidiary's office is currently being renovated to meet the standards of functionality and security that the Subsidiary will need to provide an appropriate environment for its employees and technology. Construction is expected to be completed by August, 2000.

In the anticipation of growth, the Subsidiary has leased both the second and third floor. It is currently sub-leasing the second floor to Ludwig Too, Inc on a three-month term lease. The second floor will continue to be leased in three month increments until the Subsidiary begin its expansion program.

The primary product of the Subsidiary, the Universal Cart system, allows a consumer to make multiple purchases from different websites while only transmitting payment information once. The Subsidiary has the proprietary rights to all of the products of the Subsidiary, and patent papers have been filed for the Universal Cart system (1999) and Contact Manager (1998).

As the Subsidiary is nearing the completion of its product and office development, they have begun pursuing other investors for the second round of funding to complete the deployment and establishment portion of its business plan. The Subsidiary was notified by Gary Kornman, Agent for E-Com Investments LLC in April, 2000 that its primary investor and shareholder E-com Investments would no longer be offering loans or any other types of cash infusion to the Subsidiary.

The subsidiary has commenced the process for bridge financing while it pursues a second round of funding. As part of the bridge financing , during the quarter ended June 30, 2000, the Company authorized the sale of 750,000 shares of the Company's common stock to Kelly
Kellner at $.33 a share for $250,000.

During the quarter ending June 30, 2000, the Subsidiary incurred operating expenses of approximately $70,000 per month. It is currently working on reducing expenses in an effort to lower its operating expenses to approximately $40,000 per month, while it continues to pursue a second round of financing. There are no plans to layoff any personnel to achieve the goal.

With the second round of funding the subsidiary will complete its network development and integrated security system. Once this is done it will commence the execution of its contracts to generate a revenue stream.

isolver's  products  are as follow:
1. Universal Cart Technology (UCT)
2. Online Contact Manger
3. Web Site Builder

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

- The consumer's information is encrypted in the UCT database using JAWS 4096-bit encryption and their unique user name and password.

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

3. Web Site Builder:

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

Future Development of Web Builder: A more advanced version with modern back-end systems are being developed and will be made available for a small fee.

In conjunction with the Contact Manager the current version of Web Builder will be used as a "loss-leader" to gain market awareness of the Isolver products.

Results of Operations

The Company received no revenues during this period.

Research and Development

The Subsidiary is planning to use four to five independent contractors for software development.

Need for Additional Financing

The Company remains in the development stage, and since inception, the Company's principal shareholder, E-Com Investments, L.L.C., contributed additional capital to the Company of $297,903 and has made loans to the Company in a total amount of $438,429, including accrued interest of $14,479. The Company has also received net proceeds of $250,000 from the private placement sale of 750,000 shares at a price of $0.33 per share. Consequently, the Company's balance sheet for the quarter ended June 30, 2000, reflects a current asset value of $10,769 and a total asset value of $41,355.

The Company currently does not have sufficient assets or capital resources to pay its on-going expenses while it continues to develop its Internet commerce business through its Subsidiary, and it may seek to raise additional capital through the sale of securities. The Company currently has no agreements in place with its shareholders or other persons to pay expenses on its behalf.

The Subsidiary expects to earn revenue from software licensing, sales transaction processing, and network consulting and setup. The
Company will require additional capital in order to meet its cash needs for the next year, but as opportunities for licensing the products of the Subsidiary increase, the Subsidiary expects to earn revenue as follows:

Universal Cart Technology (UCT):
Every time a vendor signs up for a Merchant Account, the Subsidiary receives $200 for the acquisition of the client from Card Service International. The Subsidiary will charge a fee of $50.00 per vendor per year, payable annually in advance. Plus processing fees of $0.10 - $0.50 per transaction. ($200 + $50 = $250 per merchant enrolled to the program).

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

No specific commitments to provide additional funds have been made by management or other stockholders. The Company is currently pursuing additional funds and is working on several agreements that will involve the issuance of additional securities. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses.

The Company may also seek to compensate providers of services by issuance's of stock in lieu of cash.

The Subsidiary will continue to actively pursue additional research and development, as is necessary in a high technology industry.

The Company is not expected to purchase any significant equipment, until it achieves its second round of funding. When it is beneficial to the Company, it may enter into a lease agreement to defer the large up front cost associated with purchasing a large volume of equipment.
u
The Company currently has no full-time and no part-time employees.
The Subsidiary currently has six full-time employees and three contract laborers. In addition, during the next twelve months, the Subsidiary plans to add between two and ten full time employees to serve as programmers and server/network support.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE
HARBOR" PROVISIONS OF THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995. Except for historical matters, the matters discussed in the Management Discussion and Analysis portions of this Form 10-QSB are forward-looking statements based on current expectations, and involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements relating to the effort to seek business opportunities, the need for additional financing, the possibility of generating revenue from operations, and the like.




PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBIT 27 - FINANCIAL DATA SCHEDULE

(b) There have been no reports on Form 8-K for the quarter ending June 30, 2000.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

isolver.com, inc.
(Registrant)


/s/_______________________________
Gina M. Setlin-Fard, President
Date: August 14, 2000